Form 10-Q
period 2015-03-31
American Realty Capital New York City REIT II, Inc.
filed 2015-06-26
CIK 1614540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________
Commission file number: 333-202135
American Realty Capital New York City REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	36-4789285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Park Ave., 14th Floor, New York, NY	10022
(Address of principal executive offices)	(Zip Code)
(212) 415-6500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
The registrant's registration statement on Form S-11, as amended (SEC File No. 333-202135), was declared effective on May 14, 2015. This is the first report required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of June 15, 2015, the registrant had 8,888 shares of common stock outstanding.

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash	$3	$16
Deferred offering costs	1,021	537
Total assets	$1,024	$553

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $638 and $286 at March 31, 2015 and December 31, 2014, respectively)	$883	$385
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 8,888 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	200	200
Accumulated deficit	(59)	(32)
Total stockholder's equity	141	168
Total liabilities and stockholder's equity	$1,024	$553
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

Three Months Ended March 31, 2015
Revenues:
Total revenues	$—

Operating expenses:
General and administrative	27
Total operating expenses	27
Operating loss	(27)
Net loss	$(27)
Comprehensive loss	$(27)

Basic and diluted weighted average shares outstanding	8,888
Basic and diluted net loss per share	$(3.11)
The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Three Months Ended March 31, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance, December 31, 2014	8,888	$—	$200	$(32)	$168
Net loss	—	—	—	(27)	(27)
Balance, March 31, 2015	8,888	$—	$200	$(59)	$141
The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(27)
Adjustment to reconcile net loss to net cash used in operating activities:
Accounts payable, accrued expenses and other liabilities	27
Net cash from operating activities	—
Cash flows from financing activities:
Payments of offering costs	(179)
Advances from affiliate	166
Net cash used in financing activities	(13)
Net change in cash	(13)
Cash, beginning of period	16
Cash, end of period	$3

Supplemental information:
Accrued deferred offering costs	$305
The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital New York City REIT II, Inc. (the “Company”) was incorporated on July 1, 2014, as a Maryland corporation that intends to elect and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2015, or its first year of material operations. On May 14, 2015, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time, (File No. 333-202135) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the net asset value ("NAV") pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price. Beginning with the NAV pricing date, the per share price for shares in the IPO and pursuant to the DRIP will vary quarterly and will be equal to the NAV per share, as determined by New York City Advisors II, LLC (the "Advisor"), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the Company's NAV per share. The NAV pricing date means the date the Company first publishes an estimated per share NAV, which will be on or prior to the date which is 150 days following the second anniversary from the date the Company breaks escrow in the IPO. The Company reserves the right to reallocate shares covered in the IPO between the primary offering and the DRIP.
The Company intends to invest a majority of its assets in office properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. The Company also may invest in real estate securities and in other real estate entities and may originate or invest in real estate debt. The Company expects its real estate debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt. The Company does not plan to acquire undeveloped land, develop new real estate or substantially re-develop existing real estate. All such properties may be acquired and operated by the Company alone or jointly with another party. As of March 31, 2015, the Company had not acquired any real estate investments nor has it identified any probable acquisitions.
As of March 31, 2015, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of March 31, 2015, the Company had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million.
The Company sold 8,888 shares of common stock to New York City II Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital III, LLC (the “Sponsor”) on August 19, 2014, at $22.50 per share for $0.2 million. Substantially all of the Company’s business will be conducted through New York City Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds the units of limited partner interests in the OP (“OP units”). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. After owning an OP unit for one year, holders of the OP units have the right to convert OP units for the cash value of a corresponding number of shares of common stock of the Company or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. New York City Properties II, LLC (the “Property Manager”) serves as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company’s assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and for the period from July 1, 2014 (date of inception) to December 31, 2014, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies during the three months ended March 31, 2015 other than the updates described below.
Recent Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company has not yet selected a transition method and is currently evaluating the impact of this new guidance.
Note 3 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings or regulatory matters pending or known to be contemplated against the Company.
Note 4 — Related Party Transactions and Arrangements
As of March 31, 2015, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of March 31, 2015 and December 31, 2014, the Company had $0.6 million and $0.3 million, respectively, in payables to affiliated entities for offering costs and other advances, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
Fees to be Paid in Connection with the IPO
The Dealer Manager will receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds from the sale of shares, before reallowance of commissions earned by participating broker-dealers. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer-manager fee.
The Dealer Manager may reallow its selling commission and dealer-manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees have been incurred from the Dealer Manager during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Advisor, Dealer Manager and their affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company will be charged to additional paid-in capital on the accompanying consolidated balance sheet. During the three months ended March 31, 2015, the Company has not incurred any offering costs reimbursements from the Advisor or the Dealer Manager. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of March 31, 2015, offering and related costs of $1.0 million exceeded 2.0% of gross proceeds received from the IPO by $1.0 million due to the on-going nature of the offering process and that many expenses are accrued or paid before the IPO has commenced.
Fees to be Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 2.0% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses and third party costs actually incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related asset. The Advisor is also reimbursed for legal expenses incurred in the process of selecting, evaluating and acquiring properties, in an amount not to exceed 0.1% of the (A) contract purchase price of each property and (B) the amount advanced for each loan or other investment. In addition, the Company will also pay third parties, or reimburse the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s investments or reinvestments exceed 4.5% of (A) the contract purchase price of the Company’s portfolio and (B) the amount advanced for all loans or other investments. No acquisition fees or reimbursements were incurred or forgiven during the three months ended March 31, 2015.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the three months ended March 31, 2015.
For its asset management services, the Company, within 30 days after the end of each calendar quarter, will pay the Advisor an asset management fee equal to (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets); minus (ii) any oversight fees payable to the Advisor during such quarter. All or a portion of the asset management fee may be waived or deferred at the sole discretion of the Company's board of directors to the extent that funds from operations, during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable, is less than the distributions declared with respect to such six month period or (b) for any other reason. No asset management fees have been incurred during the three months ended March 31, 2015.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company will also reimburse the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. No property management fees were incurred during the three months ended March 31, 2015. For services in connection with overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenue of the property managed. All or a portion of the oversight fee may be waived or deferred at the sole discretion of the board of directors. The Property Manager will not be paid an oversight fee if the Company contracts with a third party to provide property management and leasing services for fees greater than the property management fee. No oversight fees were incurred during the three months ended March 31, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three months ended March 31, 2015.
The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss.
Fees and Participations to be Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor, while accruing annually in each year the 6.0% return is attained, will not actually be paid unless investors receive a return of capital contributions. This fee will be payable only upon the sale of assets, distributions or other events which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three months ended March 31, 2015.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three months ended March 31, 2015.
The Special Limited Partner will receive from time to time, when available, including in connection with a merger, consolidation or sale or other disposition of all or substantially all of the Company’s assets, a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three months ended March 31, 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three months ended March 31, 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Advisor may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Note 5 — Economic Dependency
Under various agreements, the Company has engaged or will engage the Advisor, its affiliates and entities under common control with the Advisor to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company's common stock available for issue, transfer agency services, as well as other administrative responsibilities for the Company including accounting services, transaction management services and investor relations.
As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that the Advisor and its affiliates are unable to provide the Company with the respective services, the Company will be required to find alternative providers of these services.
Note 6 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and has determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following events:
Sales of Common Stock
As of June 15, 2015, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of June 15, 2015, the Company had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million.
The Registration Statement was declared effective and the Company commenced its IPO on May 14, 2015. As of June 15, 2015, the Company had not issued any shares to outside investors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of American Realty Capital New York City REIT II, Inc. and the notes thereto.
Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of American Realty Capital New York City REIT II, Inc. (including, as required by context, New York City Operating Partnership II, L.P. and its subsidiaries, the "Company," "we," "our" or "us") and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as "may," "will," "seeks," "anticipates," "believes," "estimates," "expects," "plans," "intends," "should" or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.
The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history and no established financing sources, which makes our future performance difficult to predict.

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in our New York City Advisors II, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), and other American Realty Capital affiliated entities. As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by American Realty Capital affiliates and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other American Realty Capital advised investment programs, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•
Our ongoing initial public offering of common stock (the "IPO"), which has not yet commenced, will be a blind pool offering and you may not have the opportunity to evaluate our investments before you make your purchase of our common stock, thus making your investment more speculative.

•
We are depending on our Advisor to select investments and conduct our operations. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•
We are depending on our Advisor to select investments and conduct our operations. If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our IPO are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

•	Any distributions may reduce the amount of capital we ultimately invest in properties and other permitted investments and negatively impact the value of our stockholders' investment.

•
We have not and may not in the future generate cash flows sufficient to pay our distributions to stockholders, as such, we may be forced to borrow at higher rates or depend on our Advisor to waive reimbursement of certain expenses and fees to fund our operations.

•	We are subject to risks associated with any dislocations or liquidity disruptions that may exist or occur in the credit markets of the United States from time to time.

•
We may fail to qualify, or continue to qualify, to be treated as a real estate investment trust for U.S. federal income tax purposes ("REIT"), which would result in higher taxes, may adversely affect our operations and would reduce our net asset value ("NAV") and cash available for distributions.

•	We may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"), and thus subject to regulation under the Investment Company Act.

•
Commencing on the NAV pricing date, the offering price and repurchase price for our shares, including shares sold pursuant to our distribution reinvestment plan (the "DRIP"), will be based on NAV, which may not accurately reflect the value of our assets.

•	We did not own any properties as of March 31, 2015.
Overview
We were incorporated on July 1, 2014, as a Maryland corporation that intends to elect and qualify as a REIT beginning with the taxable year ending December 31, 2015, or our first year of material operations. On May 14, 2015, we commenced our IPO on a "reasonable best efforts" basis of up to 30,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time, (File No. 333-202135) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares covered in the IPO between the primary offering and the DRIP.
Until the NAV pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will initially be $23.75 per share, which is 95.0% of the initial per share offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and pursuant to the DRIP will vary quarterly and will be equal to the NAV per share, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to our NAV per share. The NAV pricing date means the date we first publish an estimated per share NAV, which will be on or prior to the date which is 150 days following the second anniversary from the date we break escrow in the IPO.
We intend to invest a majority of our assets in office properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. We also may invest in real estate securities and in other real estate entities and may originate or invest in real estate debt. We expect our real estate debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt. We do not plan to acquire undeveloped land, develop new real estate or substantially re-develop existing real estate. All such properties may be acquired and operated by us alone or jointly with another party. As of March 31, 2015, we had not acquired any real estate investments nor have we identified any probable acquisitions.
As of March 31, 2015, we had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of March 31, 2015, we had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million.

We sold 8,888 shares of common stock to New York City II Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital III, LLC (the “Sponsor”) on August 19, 2014, at $22.50 per share for $0.2 million. Substantially all of our business will be conducted through New York City Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold the units of limited partner interests in the OP (“OP units”). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 units of limited partner interest in the aggregate OP ownership, which will represent a nominal percentage of the aggregate OP ownership. After owning an OP unit for one year, holders of the OP units have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partner interests are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.
We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. New York City II Properties, LLC (our "Property Manager") serves as our property manager. The Dealer Manager will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of the Sponsor, as a result of which, they are related parties, and each of which will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Significant Accounting Estimates and Critical Accounting Policies
Set forth below is a summary of the significant accounting estimates and critical accounting policies that management believes are important to the preparation of our financial statements. Certain of our accounting estimates are particularly important for an understanding of our financial position and results of operations and require the application of significant judgment by our management. As a result, these estimates are subject to a degree of uncertainty. These significant accounting estimates and critical accounting policies include:
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with our IPO. Offering and related costs are initially deferred until we break escrow in the IPO, after which, offering and related costs will be reclassified to additional paid-in capital as a reduction of additional paid-in capital on the consolidated balance sheets. After the escrow break, offering and related costs will be recorded as a reduction to additional paid-in capital on the consolidated balance sheets. Offering costs (other than selling commissions and the dealer manager fees) include costs that may be paid by the Advisor, the Dealer Manager or their affiliates on our behalf. These costs include but are not limited to (i) legal, accounting, printing, mailing, and filing fees; (ii) escrow service related fees; (iii) reimbursement of the Dealer Manager for amounts it may pay to reimburse itemized and detailed due diligence expenses of broker-dealers; and (iv) reimbursement to the Advisor for a portion of the costs of its employees and other costs in connection with preparing supplemental sales materials and related offering activities. We are obligated to reimburse the Advisor or its affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the Advisor is obligated to reimburse us to the extent organization and offering costs (excluding selling commissions and the dealer manager fee) incurred by us in our IPO exceed 2.0% of gross offering proceeds in the IPO. As a result, these costs are our liability to the extent aggregate selling commissions, the dealer manager fee and other organization and offering costs are less than 12.0% of the gross proceeds determined at the end of the IPO.
Revenue Recognition
Our revenues, which will be derived primarily from rental income, include rents that each tenant will pay in accordance with the terms of each lease reported on a straight-line basis over the initial term of the lease. Since many of our future leases will provide for rental increases at specified intervals, accounting principles generally accepted in the United States ("GAAP") require us to record a receivable, and include in revenues on a straight-line basis, unbilled rent receivables that we will only receive if the tenant makes all rent payments required through the expiration of the initial term of the lease. We will defer the revenue related to lease payments received from tenants in advance of their due dates. When we acquire a property, the terms of existing leases are considered to commence as of the acquisition date for the purposes of this calculation.
Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or the tenant owns the tenant improvements. When we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that we are not the owner (as the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.

When we conclude that we are the owner of tenant improvements, we record the cost to construct the tenant improvements, including costs paid for or reimbursed by the tenants, as a capital asset. When we conclude that the tenant is the owner of tenant improvements for accounting purposes, we will record our contribution towards those improvements as a lease incentive, which is included in deferred costs, net on the consolidated balance sheets and amortized as a reduction to rental income on a straight-line basis over the term of the lease.
We will continually review receivables related to rent and unbilled rent receivables and determine collectability by taking into consideration the tenant's payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of a receivable is in doubt, we will record an increase in our allowance for uncollectible accounts or record a direct write-off of the receivable in our consolidated statements of operations.
Cost recoveries from tenants will be included in operating expense reimbursement in the period the related costs are incurred, as applicable.
We may in the future own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant's sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. As the lessor to the aforementioned leases, we will defer the recognition of contingent rental income until the specified target that triggered the contingent rental income is achieved, or until such sales upon which percentage rent is based are known. If we own certain properties with leases that include provisions for the tenant to pay contingent rental income, contingent rental income will be included in rental income on the consolidated statements of operations and comprehensive loss.
Investments in Real Estate
We will evaluate the inputs, processes and outputs of each asset acquired to determine if the transaction is a business combination or asset acquisition. If an acquisition qualifies as a business combination, the related transaction costs will be recorded as an expense in the consolidated statement of operations. If an acquisition qualifies as an asset acquisition, the related transaction costs will generally be capitalized and subsequently amortized over the useful life of the acquired assets.
In business combinations, we will allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings, and fixtures. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
The fair value of the tangible assets of an acquired property with an in-place operating lease is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on the fair value of the tangible assets. The fair value of in-place leases is determined by considering estimates of carrying costs during the expected lease-up periods, current market conditions, as well as costs to execute similar leases. The fair value of above-market or below-market leases is recorded based on the present value of the difference between the contractual amount to be paid pursuant to the in-place lease and our estimate of fair market lease rate for the corresponding in-place lease, measured over the remaining term of the lease. The fair value of any other intangible assets are recorded based on the present value of the expected benefit and amortized over the expected useful life including any below-market fixed rate renewal options for below-market leases.
In allocating the fair value to assumed mortgages, if applicable, amounts will be recorded to debt premiums or discounts based on the present value of the estimated cash flows, which is calculated to account for either above- or below-market interest rates.
In allocating non-controlling interests, if applicable, amounts will be recorded based on the fair value of units issued at the date of acquisition, as determined by the terms of the applicable agreement.
In making estimates of fair values for purposes of allocating purchase price, we will utilize a number of sources, including real estate valuations prepared by independent valuation firms. We will also consider information and other factors including: market conditions, the industry in which the tenant operates, characteristics of the real estate such as location, size, demographics, value and comparative rental rates, tenant credit profile and the importance of the location of the real estate to the operations of the tenant’s business.
We are required to present the operations related to properties that have been sold or properties that are intended to be sold as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented to the extent the disposal of a component represents a strategic shift that has had or will have a major effect on our operations and financial results. Properties that are intended to be sold will be designated as "held for sale" on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale. Properties are no longer depreciated when they are classified as held for sale.

Depreciation and Amortization
We are required to make subjective assessments as to the useful lives of the components of our future real estate investments for purposes of determining the amount of depreciation to record on an annual basis. These assessments will have a direct impact on our net income because if we were to shorten the expected useful lives of our future real estate investments, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.
Depreciation will be computed using the straight-line method over the estimated useful lives of up to 40 years for buildings, 15 years for land improvements, five years for fixtures and improvements, and the shorter of the useful life or the remaining lease term for tenant improvements and leasehold interests.
Capitalized above-market lease values will be amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values will be amortized as an increase to rental income over the remaining terms of the respective leases and expected below-market renewal option periods.
The value of in-place leases, exclusive of the value of above-market and below-market in-place leases, will be amortized to expense over the remaining periods of the respective leases.
Assumed mortgage premiums or discounts, if applicable, are amortized as an increase or reduction to interest expense over the remaining term of the respective mortgages.
Impairment of Long Lived Assets
If circumstances indicate the carrying value of a property may not be recoverable, we will review the asset for impairment. This review will be based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss will be recorded to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used. For properties held for sale, the impairment loss is the adjustment to fair value less estimated cost to dispose of the asset. These assessments have a direct impact on net income because recording an impairment loss results in an immediate negative adjustment to net income.
Recently Issued Accounting Pronouncements
In February 2015, the Financial Accounting Standards Board ("FASB") amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We have not yet selected a transition method and are currently evaluating the impact of this new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are currently evaluating the impact of this new guidance.
Properties
We did not own any properties as of March 31, 2015.
Results of Operations
We were incorporated on July 1, 2014. As of March 31, 2015, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the New York City real estate market and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
Three Months Ended March 31, 2015
During the three months ended March 31, 2015, we incurred general and administrative expenses of approximately $27,000, which primarily included professional fees related to audit services.

Cash Flows for the Three Months Ended March 31, 2015
During the three months ended March 31, 2015, we had a net loss of approximately $27,000. This cash outflow was offset by an increase of approximately $27,000 in accounts payable and accrued expenses primarily related to professional fees.
Net cash used in financing activities of approximately $13,000 during the three months ended March 31, 2015, consisted of advances from affiliates of $0.2 million to fund the payment of offering costs. These cash inflows were offset by $0.2 million of payments relating to offering costs.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to $750.0 million in shares of our common stock, $0.01 par value per share at $25.00 per share (including the maximum allowed to be charged for commissions and fees) until the NAV pricing date, for a maximum primary offering amount of $750.0 million. We are also offering up to 14,700,000 shares of our common stock to be issued pursuant to our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
Once we receive and accept aggregate subscriptions in excess of $2.0 million, we will break general escrow and issue shares of common stock to our initial investors who will be admitted as stockholders. Proceeds from our IPO will be applied to the investment in properties and the payment or reimbursement of selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition or operation of assets or used for distributions, we will keep the net proceeds of our IPO in short-term, low risk, highly liquid, interest-bearing investments.
Once we begin calculating NAV and our NAV exceeds $1.0 billion, we intend to maintain 5% of our NAV in liquid assets that can be liquidated more readily than properties. However, our stockholders should not expect that we will maintain liquid assets at or above this level. To the extent that we maintain borrowing capacity under a line of credit, such available amount will be included in calculating our liquid assets. Our Advisor will consider various factors in determining the amount of liquid assets we should maintain, including but not limited to our receipt of proceeds from sales of additional shares, our cash flow from operations, available borrowing capacity under a line of credit, if any, our receipt of proceeds from any asset sale, and the use of cash to fund repurchases. Our board of directors will review the amount and sources of liquid assets on a quarterly basis.
We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available, or if available, that the terms will be acceptable to us.
Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans and securities we acquire, improvement costs, the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our IPO. We intend to acquire our assets with cash and mortgage or other debt, but we also may acquire assets free and clear of mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership.

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of March 31, 2015, we did not have any debt outstanding.
We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to some uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell our assets is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. We do not intend to fund such distributions from offering proceeds, however, if we have not generated sufficient cash flow from our operations and other sources, such as from borrowings, advances from our Advisor, our Advisor's deferral, suspension and/or waiver of its fees and expense reimbursements, to fund distributions, we may use the offering proceeds. Moreover, our board of directors may change this policy, in its sole discretion, at any time.
Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. Note that, currently, we have not identified any additional sources of financing and there is no assurance that such sources of financings will be available on favorable terms or at all.
Our board of directors has adopted a share repurchase program (the "SRP"), which enables our stockholders to sell their shares to us under limited circumstances. At the time a stockholder requests a repurchase, we may, subject to certain conditions, repurchase the shares presented for repurchase for cash to the extent we have sufficient funds available to fund such purchase. Repurchases of shares of our common stock, when requested, are at our sole discretion and generally will be made quarterly. There are limits on the number of shares we may repurchase under this program during any 12-month period. Further, we are only authorized to repurchase shares using proceeds secured from our DRIP in any given quarter.
As of March 31, 2015, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. As of March 31, 2015, we did not own any properties.
Funds from Operations and Modified Funds from Operations
Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts ("NAREIT"), an industry trade group, has promulgated a measure known as funds from operations ("FFO"), which we believe to be an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the "White Paper"). The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of real estate and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT's policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as expected by lessees for operational purposes in order to maintain the value disclosed. We believe that, since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indicators exist and if the carrying or book value exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, because impairments are based on estimated undiscounted future cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.
Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization and impairments, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO and modified funds from operations ("MFFO"), as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.
There have been changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT's definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation, but have a limited and defined acquisition period. Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association (the "IPA"), an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we continue to purchase a significant amount of new assets. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition and transaction-related fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our IPO has been completed and our portfolio has been stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry.

We define MFFO, a non-GAAP measure, consistent with the IPA's Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations ("Practice Guideline") issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition and transaction-related fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized.
Our MFFO calculation complies with the IPA's Practice Guideline described above. In calculating MFFO, we exclude acquisition and transaction-related expenses, fair value adjustments of derivative financial instruments, amortization of above and below market leases, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition and transaction-related fees and expenses are characterized as operating expenses in determining operating net income during the period in which the asset is acquired. These expenses are paid in cash by us, and therefore such funds will not be available to invest in other assets, pay operating expenses or fund distributions. MFFO that excludes such costs and expenses would only be comparable to that of non-listed REITs that have completed their acquisition and transaction-related activities and have similar operating characteristics as us. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives as items which are unrealized. We view both gains and losses from dispositions of assets and fair value adjustments of derivatives as items which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance. While we are responsible for managing interest rate, hedge and foreign exchange risk, we will retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such gains and losses in calculating MFFO, as such gains and losses are not reflective of ongoing operations. The purchase of properties, and the corresponding expenses associated with that process, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our investors.
We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to non-listed REITs, which have defined acquisition periods and targeted exit strategies, and allow us to evaluate our performance against other non-listed REITs. For example, acquisition costs may be funded from the proceeds of our IPO and other financing sources and not from operations. By excluding expensed acquisition and transaction-related costs, the use of MFFO provides information consistent with management's analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.
Presentation of this information is intended to provide useful information to investors as they compare the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an ongoing offering such as our IPO where the price of a share of common stock is a stated value and there is no NAV determination during the offering phase, and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.
Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

We did not calculate FFO or MFFO for the three months ended March 31, 2015, as we had not purchased our first property or commenced real estate operations.
Distributions
We have not paid any distributions as of the date of this Quarterly Report on Form 10-Q. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. As of March 31, 2015, we had not purchased our first property or commenced real estate operations.
The amount of distributions payable to our stockholders will be determined by our board of directors and is dependent on a number of factors, including funds available for distribution, our financial condition, capital expenditure requirements, as applicable, requirements of Maryland law and annual distribution requirements needed to qualify and maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Distribution payments are dependent on the availability of funds. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured.
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ended December 31, 2015. We believe that, commencing with such taxable year, we are organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income. REITs are also subject to a number of other organizational and operational requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
Inflation
Once we commence active operations, we may be adversely impacted by inflation on any leases that do not contain indexed escalation provisions. In addition, we may be required to pay costs for maintenance and operation of properties which may adversely impact our results of operations due to potential increases in costs and operating expenses resulting from inflation.
Related-Party Transactions and Agreements
We have entered into or will enter into agreements with affiliates of our sponsor, American Realty Capital III, LLC, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor, its affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 4 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of March 31, 2015, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of March 31, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded, as of the end of such period, that the disclosure controls and procedures are effective.
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our registration statement on Form S-11 (File No. 333-202135, as amended, the "Registration Statement"). There have been no material changes from the risk factors set forth in the Registration Statement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the three months ended March 31, 2015.
Use of Proceeds from Sales of Registered Securities
We expect to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of March 31, 2015, we did not own any properties.
We did not repurchase any of our securities during the three months ended March 31, 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Indemnification Agreement
On June 25, 2015, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with certain current and former directors, officers and service providers of the Company. The Company also expects to enter into a similar indemnification agreement with its future directors and officers.
The indemnitees party to the Indemnification Agreement are William M. Kahane, Michael A. Happel, David Gong, B.J. Penn, Patrick O’Malley, Nicholas S. Schorsch, Gregory W. Sullivan, New York City Advisors II, LLC, AR Capital, LLC and RCS Capital Corporation (each, an “Indemnitee”). The Indemnification Agreement provides that the Company will indemnify each Indemnitee, to the fullest extent permitted by Maryland law and the Company’s charter and subject to the limitations set forth in the Indemnification Agreement, from and against all judgments, penalties, fines and amounts paid in settlement and expenses reasonably incurred by such Indemnitee that may result or arise in connection with such Indemnitee serving in his or her capacity as a present or former director, officer, employee or agent of the Company or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of any other foreign or domestic corporation, partnership, limited liability company, joint venture, trust, employee benefit plan or other enterprise that such person is or was serving in such capacity at the request of the Company. The Indemnification Agreement further provides that, subject to the limitations set forth in the Indemnification Agreement, the Company will, without requiring a preliminary determination of each Indemnitee’s ultimate entitlement of indemnification under the Indemnification Agreement, advance all reasonable expenses to each Indemnitee incurred by or on behalf of such Indemnitee in connection with any proceeding the Indemnitee is or is threatened to be made a party to.

The Indemnification Agreement provides that each Indemnitee is entitled to indemnification unless it is established by clear and convincing evidence that (a) the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty, (b) the Indemnitee actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the Indemnitee had reasonable cause to believe that his or her conduct was unlawful. The Indemnification Agreement further limits each Indemnitee’s entitlement to indemnification in cases where (a) the Indemnitee’s gross negligence or willful misconduct (if the Indemnitee is an independent director of the Company) or negligence or misconduct (if the Indemnitee is not an independent director of the Company) caused loss or liability to the Company, (b) loss or liability arose from an alleged violation of federal or state securities laws unless certain conditions were met, (c) the proceeding was one by or in the right of the Company and the Indemnitee was adjudged to be liable to the Company, (d) the Indemnitee was adjudged to be liable on the basis that personal benefit was improperly received in any proceeding charging improper personal benefit to the Indemnitee or (e) the proceeding was brought by the Indemnitee, except in certain circumstances.
The Indemnification Agreement also provides that, except for a proceeding brought by the Indemnitee, the Company has the right to defend the Indemnitee in any proceeding which may give rise to indemnification under the Indemnification Agreement. The Indemnification Agreement grants each Indemnitee the right to separate counsel in certain proceedings involving separate defenses, counterclaims or other conflicts of interest and in proceedings in which the Company fails to assume the defense of the Indemnitee in a timely manner. The Indemnification Agreement further provides that the Company will use its reasonable best efforts to acquire directors and officers liability insurance covering each Indemnitee or any claim made against each Indemnitee by reason of his or her service to the Company.
Item 6. Exhibits.
The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC.
By:	/s/ Michael A. Happel
Michael A. Happel
Chief Executive Officer, President and Secretary (Principal Executive Officer)

By:	/s/ Nicholas Radesca
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Dated: June 25, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Exclusive Dealer Manager Agreement, dated as of May 18, 2015, among the Company, New York City Advisors II, LLC and Realty Capital Securities, LLC
3.1*	Articles of Amendment and Restatement for American Realty Capital New York City REIT II, Inc.
4.1*	Agreement of Limited Partnership of New York City Operating Partnership II, L.P., dated as of May 18, 2015
10.1*	Subscription Escrow Agreement, dated as of May 18, 2015, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2*	Advisory Agreement, dated as of May 18, 2015, by and among the Company, New York City Operating Partnership II, L.P. and New York City Advisors II, LLC
10.3*	Property Management and Leasing Agreement, dated as of May 18, 2015, by and among the Company, New York City Operating Partnership II, L.P. and New York City Advisors II, LLC
10.4 (1)	Indemnification Agreement, dated as of June 5, 2015
10.5*	Indemnification Agreement, dated as of June 25, 2015
14*	Code of Ethics
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT II, Inc.'s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.