Form 10-Q
period 2015-06-30
American Realty Capital New York City REIT II, Inc.
filed 2015-08-13
CIK 1614540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

As of July 31, 2015, the registrant had 8,888 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash	$2	$16
Deferred offering costs	1,580	537
Total assets	$1,582	$553

LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable, accrued expenses and other liabilities (including amounts due to affiliates of $809 and $286 at June 30, 2015 and December 31, 2014, respectively)	$1,530	$385
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 8,888 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	200	200
Accumulated deficit	(148)	(32)
Total stockholder's equity	52	168
Total liabilities and stockholder's equity	$1,582	$553
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues:
Total revenues	$—	$—

Operating expenses:
General and administrative	88	116
Total operating expenses	88	116
Operating loss	(88)	(116)
Net loss	$(88)	$(116)
Comprehensive loss	$(88)	$(116)

Basic and diluted weighted average shares outstanding	8,888	8,888
Basic and diluted net loss per share	$(9.99)	$(13.09)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
For the Six Months Ended June 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity
Balance, December 31, 2014	8,888	$—	$200	$(32)	$168
Net loss	—	—	—	(116)	(116)
Balance, June 30, 2015	8,888	$—	$200	$(148)	$52
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(116)
Adjustment to reconcile net loss to net cash from operating activities:
Accounts payable, accrued expenses and other liabilities	116
Net cash from operating activities	—
Cash flows from financing activities:
Payments of offering costs	(179)
Advances from affiliate	165
Net cash used in financing activities	(14)
Net change in cash	(14)
Cash, beginning of period	16
Cash, end of period	$2

Supplemental information:
Accrued deferred offering costs	$963
The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital New York City REIT II, Inc. (the “Company”) was incorporated on July 1, 2014 as a Maryland corporation that intends to elect and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2015, or its first year of material operations. On May 14, 2015, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time, (File No. 333-202135) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
Until the net asset value ("NAV") pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will be initially equal to $23.75 per share, which is 95.0% of the per share offering price. Beginning with the NAV pricing date, the per share price for shares in the IPO and pursuant to the DRIP will vary quarterly and will be equal to the NAV per share, as determined by New York City Advisors II, LLC (the "Advisor"), plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to the Company's NAV per share. The NAV pricing date means the date on which the Company first publishes an estimated per share NAV, which will be on or prior to the date which is 150 days following the second anniversary from the date the Company breaks escrow in the IPO. The Company reserves the right to reallocate shares covered in the IPO between the primary offering and the DRIP.
As of June 30, 2015, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of June 30, 2015, the Company had 8,888 shares of common stock outstanding, which were sold to New York City II Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital III, LLC (the “Sponsor”), on August 19, 2014, at $22.50 per share, and had received total proceeds from the IPO of $0.2 million.
The Company intends to invest a majority of its assets in office properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. The Company also may invest in real estate securities and in other real estate entities and may originate or invest in real estate debt. The Company expects its real estate debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt. The Company does not plan to acquire undeveloped land, develop new real estate or substantially re-develop existing real estate. All properties that the Company acquires may be acquired and operated by the Company alone or jointly with another party. As of June 30, 2015, the Company had not acquired any real estate investments nor had it identified any probable acquisitions.
Substantially all of the Company’s business will be conducted through New York City Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. The Company is the sole general partner and holds the units of limited partner interests in the OP (“OP units”). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 OP units, which will represent a nominal percentage of the aggregate OP ownership. After owning an OP unit for one year, holders of the OP units have the right to convert OP units for the cash value of a corresponding number of shares of common stock of the Company or, at the option of the OP, a corresponding number of shares of common stock of the Company, in accordance with the limited partnership agreement of the OP. The remaining rights of the limited partners are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. New York City Properties II, LLC (the “Property Manager”) will serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Sponsor, as a result of which they are related parties and each has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company’s assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and for the period from July 1, 2014 (date of inception) to December 31, 2014, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies during the three and six months ended June 30, 2015 other than the updates described below.
Recent Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has opted to adopt this revised guidance early and has determined that there has been no impact to its financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company is currently evaluating the impact of this new guidance.
Note 3 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings or regulatory matters pending or known to be contemplated against the Company.
Note 4 — Related Party Transactions and Arrangements
As of June 30, 2015, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company had $0.8 million and $0.3 million, respectively, in payables to affiliated entities for offering costs, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

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
The Dealer Manager may reallow its selling commission and dealer-manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees were incurred from the Dealer Manager during the three and six months ended June 30, 2015.
The Advisor, Dealer Manager and their affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its affiliated entities on behalf of the Company will be charged to additional paid-in capital on the accompanying consolidated balance sheets. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of June 30, 2015, offering and related costs of $1.6 million, exceeded 2.0% of gross proceeds received from the IPO by $1.6 million due to the on-going nature of the offering process and that many expenses are accrued or paid before the IPO has commenced. Offering costs paid during the six months ended June 30, 2015 of $0.2 million have been funded with advances from our Sponsor. During the three and six months ended June 30, 2015, the Company incurred $0.2 million and $0.3 million, respectively, in fees and expense reimbursements to the Advisor and Dealer Manager related to services rendered related to the IPO, which is included in deferred offering costs on the consolidated balance sheets.
Fees to be Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 2.0% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses and third party costs actually incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related asset. The Advisor is also reimbursed for legal expenses incurred in the process of selecting, evaluating and acquiring properties, in an amount not to exceed 0.1% of the (A) contract purchase price of each property and (B) the amount advanced for each loan or other investment. In addition, the Company will also pay third parties, or reimburse the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s investments or reinvestments exceed 4.5% of (A) the contract purchase price of the Company’s portfolio and (B) the amount advanced for all loans or other investments. No acquisition fees or reimbursements were incurred or forgiven during the three and six months ended June 30, 2015.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the three and six months ended June 30, 2015.
For its asset management services, the Company, within 30 days after the end of each calendar quarter, will pay the Advisor an asset management fee equal to (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets); minus (ii) any oversight fees payable to the Advisor during such quarter. All or a portion of the asset management fee may be waived or deferred at the sole discretion of the Company's board of directors to the extent that funds from operations during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable is less than the distributions declared with respect to such six month period or (b) for any other reason. No asset management fees were incurred during the three and six months ended June 30, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company will also reimburse the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. No property management fees were incurred during the three and six months ended June 30, 2015. For services in connection with overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenue of the property managed. All or a portion of the oversight fee may be waived or deferred at the sole discretion of the board of directors. The Property Manager will not be paid an oversight fee if the Company contracts with a third party to provide property management and leasing services for fees greater than the property management fee. No oversight fees were incurred during the three and six months ended June 30, 2015.
The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor or any of its affiliates for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and six months ended June 30, 2015. As of June 30, 2015, the Company's cumulative operating expenses exceeded the 2%/25% Limitation by $0.1 million. The Company's independent directors concluded that the expenses in excess of the 2%/25% Limitation were caused by the Company's limited operating history and were, therefore, justified. No reimbursement of operating expenses in excess of the 2%/25% Limitation was made by the Advisor to the Company during the three and six months ended June 30, 2015.
The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. Reimbursements related to insurance costs and legal fees of approximately $10,000 for the three and six months ended June 30, 2015 were incurred from the Advisor.
Fees and Participations to be Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor, while accruing annually in each year the 6.0% return is attained, will not actually be paid unless investors receive a return of capital contributions. This fee will be payable only upon the sale of assets, distributions or other events which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and six months ended June 30, 2015.
The Company will pay the Advisor a brokerage commission on the sale of property, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and six months ended June 30, 2015.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The Special Limited Partner will receive from time to time, when available, including in connection with a merger, consolidation or sale or other disposition of all or substantially all of the Company’s assets, a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and six months ended June 30, 2015.
If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and six months ended June 30, 2015. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
Upon termination or non-renewal of the advisory agreement with or without cause, the Special Limited Partner will be entitled to receive distributions from the OP equal to 15.0% of the amount by which the sum of the Company’s market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 6.0% cumulative, pre-tax, non-compounded return to investors. The Special Limited Partner may elect to defer its right to receive a subordinated distribution upon termination until either a listing on a national securities exchange or other liquidity event occurs.
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
Note 6 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and has determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following event:
Sponsor Transactions
On August 6, 2015, ARC, the parent of the Sponsor, entered into a Transaction Agreement (the “Transaction Agreement”) with AMH Holdings (Cayman), L.P., a Cayman Islands exempted limited partnership (“AMH”), and an affiliate of Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”), and a newly formed entity, AR Global Investments, LLC, a Delaware limited liability company (“AR Global”). The Transaction Agreement provides that ARC will transfer to AR Global substantially all of the assets of its ongoing asset management business (including equity interests in its subsidiaries). AMH will contribute money and other assets to AR Global. Following the consummation of the transaction contemplated by the Transaction Agreement, AMH will hold a 60% interest in AR Global and ARC will hold a 40% interest in AR Global. The business and affairs of AR Global will be overseen by a board of managers comprised of ten members, six of which will be appointed by AMH and four of which will be appointed by ARC. The Advisor and Property Manager are currently owned indirectly by ARC and following the transaction will be owned indirectly by AR Global.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

Also on August 6, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, announced that it has entered into an agreement with an affiliate of Apollo to sell RCS Capital’s Wholesale Distribution division, including the Dealer Manager, and certain related entities (collectively, the "Transactions"). Upon completion of the transaction, the Dealer Manager will continue to operate as a stand-alone entity within AR Global. The current management team of the Dealer Manager, which is led by William E. Dwyer III, will continue to operate the day-to-day functions of the business.
The Transactions are subject to customary closing conditions and are expected to close in 2015. Upon consummation of the Transactions, the Advisor, Property Manager, Dealer Manager and Sponsor are expected to continue to serve in their respective capacities to the Company. The Company’s independent directors unanimously endorsed the Transactions.

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

•
We are party to an investment opportunity allocation agreement with two other programs that are sponsored by American Realty Capital III, LLC (our "Sponsor"), pursuant to which we may not have the first opportunity to acquire all properties identified by our Advisor and its affiliates.

•	No public market currently exists, or may ever exist, for shares of our common stock which are, and may continue to be, illiquid.

•
We are depending on our Advisor to select investments and conduct our operations. Adverse changes in the financial condition of our Advisor or our relationship with our Advisor could adversely affect us.

•	If we and our Advisor are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•	We are obligated to pay fees, which may be substantial, to our Advisor and its affiliates.

•	We will depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our future tenants.

•	Increases in interest rates could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•
We are permitted to pay distributions from unlimited amounts of any source. Until substantially all of the proceeds from our initial public offering ("IPO") are invested, we may use proceeds from our IPO and financings to fund distributions until we have sufficient cash flows from operations. There are no established limits on the amount of net proceeds and borrowings that we may use to fund distribution payments, except in accordance with our organizational documents and Maryland law.

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

•	We did not own any properties as of June 30, 2015.
Overview
We were incorporated on July 1, 2014 as a Maryland corporation that intends to elect and qualify as a REIT beginning with the taxable year ending December 31, 2015, or our first year of material operations. On May 14, 2015, we commenced our IPO on a "reasonable best efforts" basis of up to 30,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time, (File No. 333-202135) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares covered in the IPO between the primary offering and the DRIP.
Until the NAV pricing date, the per share purchase price in the IPO will be up to $25.00 per share (including the maximum allowed to be charged for commissions and fees) and shares issued pursuant to the DRIP will initially be $23.75 per share, which is 95.0% of the initial per share offering price in the IPO. Beginning with the NAV pricing date, the per share price for shares in the IPO and pursuant to the DRIP will vary quarterly and will be equal to the NAV per share, as determined by our Advisor, plus applicable commissions and fees, in the case of the primary offering, and the per share purchase price in the DRIP will be equal to our NAV per share. The NAV pricing date means the date on which we first publish an estimated per share NAV, which will be on or prior to the date which is 150 days following the second anniversary from the date we break escrow in the IPO.
As of June 30, 2015, we had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of June 30, 2015, we had 8,888 shares of common stock outstanding, which were sold to New York City II Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by our Sponsor, on August 19, 2014, at $22.50 per share, and had received total proceeds from the IPO of $0.2 million.
We intend to invest a majority of our assets in office properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. We also may invest in real estate securities and in other real estate entities and may originate or invest in real estate debt. We expect our real estate debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt. We do not plan to acquire undeveloped land, develop new real estate or substantially re-develop existing real estate. All properties that we acquire may be acquired and operated by us alone or jointly with another party. As of June 30, 2015, we had not acquired any real estate investments nor have we identified any probable acquisitions.
Substantially all of our business will be conducted through New York City Operating Partnership II, L.P. (the “OP”), a Delaware limited partnership. We are the sole general partner and hold the units of limited partner interests in the OP (“OP units”). Additionally, the Advisor expects to contribute $2,020 to the OP in exchange for 90 OP units, which will represent a nominal percentage of the aggregate OP ownership. After owning an OP unit for one year, holders of the OP units have the right to convert OP units for the cash value of a corresponding number of shares of common stock or, at the option of the OP, a corresponding number of shares of common stock, as allowed by the limited partnership agreement of the OP. The remaining rights of the limited partners are limited, however, and do not include the ability to replace the general partner or to approve the sale, purchase or refinancing of the OP’s assets.

We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. New York City II Properties, LLC (our "Property Manager") serves as our property manager. The Dealer Manager will serve as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of our Sponsor, as a result of which they are related parties and each has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board ("FASB") issued updated guidance that eliminates from GAAP the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We have opted to adopt this revised guidance early and have determined that there has been no impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.
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
Properties
We did not own any properties as of June 30, 2015.
Results of Operations
We were incorporated on July 1, 2014. As of June 30, 2015, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the New York City real estate market and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
Three and Six Months Ended June 30, 2015
During the three and six months ended June 30, 2015, we incurred general and administrative expenses of $0.1 million, which primarily included professional fees related to audit services.
Cash Flows for the Six Months Ended June 30, 2015
During the three months ended June 30, 2015, we had a net loss of approximately $0.1 million. Net loss was offset by an increase of $0.1 million in accounts payable and accrued expenses primarily related to professional fees.

Net cash used in financing activities of approximately $14,000 during the three months ended June 30, 2015, consisted of advances from affiliates of $0.2 million to fund the payment of offering costs. These cash inflows were offset by $0.2 million of payments relating to offering costs.
Liquidity and Capital Resources
We are offering and selling to the public in our IPO up to $750.0 million in shares of our common stock, $0.01 par value per share at $25.00 per share (including the maximum allowed to be charged for commissions and fees) until the NAV pricing date, for a maximum primary offering amount of $750.0 million. We are also offering up to 14.7 million shares of our common stock to be issued pursuant to our DRIP, initially at $23.75 per share, which is 95.0% of the primary offering price. Beginning with the NAV pricing date, the per share purchase price in the IPO will vary quarterly and will be equal to the NAV per share, as determined by the Advisor, plus applicable commissions and fees and the per share purchase price in the DRIP will be equal to the NAV per share. We reserve the right to reallocate the shares of common stock we are offering between our primary offering and the DRIP.
As of June 30, 2015, we had cash of approximately $2,000. As of June 30, 2015, the Company had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million from an entity controlled by our Sponsor. The Sponsor has also funded the payment of offering costs. As of June 30, 2015, we had $0.8 million in payables outstanding to our Sponsor and other affiliated entities primarily related to offering costs.
Once we receive and accept aggregate subscriptions in excess of $2.0 million, we will break general escrow and issue shares of common stock to our initial investors who will be admitted as stockholders. Proceeds from our IPO will primarily be used to acquire properties and pay selling commissions and other fees and expenses related to our IPO. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition and operation of our properties or the payment of distributions.
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

We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of June 30, 2015, we did not have any debt outstanding.
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
As of June 30, 2015, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. As of June 30, 2015, we did not own any properties.
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

We did not calculate FFO or MFFO for the three and six months ended June 30, 2015, as we had not purchased our first property or commenced real estate operations.
Distributions
We have not paid any distributions as of the date of this Quarterly Report on Form 10-Q. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. As of June 30, 2015, we had not purchased our first property or commenced real estate operations.
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
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2015. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
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
Related-Party Transactions and Agreements
We have entered into or will enter into agreements with affiliates of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor and Dealer Manager, their affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 4 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of June 30, 2015, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of June 30, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.

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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the six months ended June 30, 2015.
Use of Proceeds from Sales of Registered Securities
We expect to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of June 30, 2015, we did not own any properties.
We did not repurchase any of our securities during the six months ended June 30, 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Dated: August 13, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1 (1)	Exclusive Dealer Manager Agreement, dated as of May 18, 2015, among the Company, New York City Advisors II, LLC and Realty Capital Securities, LLC
3.1 (1)	Articles of Amendment and Restatement for American Realty Capital New York City REIT II, Inc.
4.1 (1)	Agreement of Limited Partnership of New York City Operating Partnership II, L.P., dated as of May 18, 2015
10.1 (1)	Subscription Escrow Agreement, dated as of May 18, 2015, among Realty Capital Securities, LLC, the Company and UMB Bank, N.A.
10.2*	Advisory Agreement, dated as of May 18, 2015, by and among the Company, New York City Operating Partnership II, L.P. and New York City Advisors II, LLC
10.3 (1)	Property Management and Leasing Agreement, dated as of May 18, 2015, by and among the Company, New York City Operating Partnership II, L.P. and New York City Advisors II, LLC
10.4 (2)	Indemnification Agreement, dated as of June 5, 2015
10.5 (1)	Indemnification Agreement, dated as of June 25, 2015
14 (1)	Code of Ethics
31.1*	Certification of the Principal Executive Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of the Principal Financial Officer of the Company pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT II, Inc.'s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith

(1)	Filed as an exhibit to the Company's Quarterly Report on form 10-Q filed with the SEC on June 26, 2015.

(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 8, 2015.