Form 10-Q
period 2015-09-30
American Realty Capital New York City REIT II, Inc.
filed 2015-11-16
CIK 1614540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of October 31, 2015, the registrant had 8,888 shares of common stock outstanding.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

INDEX TO FINANCIAL STATEMENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2015 (Unaudited) and December 31, 2014	3
Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014 (Unaudited)	4
Consolidated Statement of Changes in Stockholder's Equity (Deficit) for the Nine Months Ended September 30, 2015 (Unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014 (Unaudited)	6
Notes to Consolidated Financial Statements (Unaudited)	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION	24

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	25

Signatures	26

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Cash	$2	$16
Prepaid expenses	8	—
Deferred offering costs	1,941	537
Total assets	$1,951	$553

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Accounts payable, accrued expenses and other liabilities (including amounts due to related parties of $1,204 and $286 at September 30, 2015 and December 31, 2014, respectively)	$2,018	$385
Preferred stock, $0.01 par value, 50,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value, 300,000,000 shares authorized, 8,888 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	—
Additional paid-in capital	200	200
Accumulated deficit	(267)	(32)
Total stockholder's equity (deficit)	(67)	168
Total liabilities and stockholder's equity (deficit)	$1,951	$553
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for share and per share data)
(Unaudited)

	Three Months Ended	Nine Months Ended	Period from July 1, 2014 (date of inception) to September 30, 2014
	September 30, 2015	September 30, 2015
Revenues:
Total revenues	$—	$—	$—

Operating expenses:
General and administrative	119	235	21
Total operating expenses	119	235	21
Operating loss	(119)	(235)	(21)
Net loss	$(119)	$(235)	$(21)

Comprehensive loss	$(119)	$(235)	$(21)

Basic and diluted weighted average shares outstanding	8,888	8,888	4,154
Basic and diluted net loss per share	$(13.37)	$(26.46)	$(5.06)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2015
(In thousands, except for share data)
(Unaudited)

	Common Stock
	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balance, December 31, 2014	8,888	$—	$200	$(32)	$168
Net loss	—	—	—	(235)	(235)
Balance, September 30, 2015	8,888	$—	$200	$(267)	$(67)
The accompanying notes are an integral part of this unaudited consolidated financial statement.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

		Period from July 1, 2014 (date of inception) to September 30, 2014
	Nine Months Ended
	September 30, 2015
Cash flows from operating activities:
Net loss	$(235)	$(21)
Adjustment to reconcile net loss to net cash from operating activities:
Changes in assets and liabilities:
Prepaid expenses	(8)	—
Accounts payable, accrued expenses and other liabilities	197	21
Net cash used in operating activities	(46)	—
Cash flows from financing activities:
Payments of offering costs	(687)	(311)
Proceeds from issuance of common stock	—	200
Advances from related parties	719	120
Net cash provided by financing activities	32	9
Net change in cash	(14)	9
Cash, beginning of period	16	—
Cash, end of period	$2	$9

Supplemental information:
Accrued deferred offering costs	$816	$169
The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Realty Capital New York City REIT II, Inc. (the “Company”) was incorporated on July 1, 2014 as a Maryland corporation that intends to elect and qualify as a real estate investment trust for U.S. federal income tax purposes (“REIT”) beginning with the taxable year ending December 31, 2016, which is expected to be its first year of material operations. On May 14, 2015, the Company commenced its ongoing initial public offering (the "IPO") on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time, (File No. 333-202135) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to a distribution reinvestment plan (the “DRIP”) under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock.
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
As of September 30, 2015, the Company had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of September 30, 2015, the Company had 8,888 shares of common stock outstanding, which were sold to New York City II Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by American Realty Capital III, LLC (the “Sponsor”), on August 19, 2014, at $22.50 per share, and had received total proceeds from the IPO of $0.2 million.
The Company intends to invest a majority of its assets in office properties in the five boroughs of New York City, with a focus on Manhattan. The Company may also purchase for investment purposes certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. The Company also may invest in real estate securities and in other real estate entities and may originate or invest in real estate debt. The Company expects its real estate debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt. The Company does not plan to acquire undeveloped land, develop new real estate or substantially re-develop existing real estate. All properties that the Company acquires may be acquired and operated by the Company alone or jointly with another party. As of September 30, 2015, the Company had not acquired any real estate investments nor had it identified any probable acquisitions.
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

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company has no direct employees. The Company has retained the Advisor to manage its affairs on a day-to-day basis. New York City Properties II, LLC (the “Property Manager”) will serve as the Company’s property manager. Realty Capital Securities, LLC (the “Dealer Manager”) serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with AR Capital, LLC ("ARC"), the parent of the Sponsor, as a result of which they are related parties and each has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of the Company’s assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
Note 2 — Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to this Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of December 31, 2014 and for the period from July 1, 2014 (date of inception) to December 31, 2014, which are included in the Registration Statement. There have been no significant changes to Company's significant accounting policies during the three and nine months ended September 30, 2015 other than the updates described below.
Recent Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance that eliminates extraordinary item classification from GAAP, which was the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company has opted to adopt this revised guidance early and has determined that there has been no impact to its financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The Company is currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company has elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on the Company's consolidated financial position, results of operations or cash flows.
Note 3 — Commitments and Contingencies
Litigation and Regulatory Matters
In the ordinary course of business, the Company may become subject to litigation or claims. There are no material legal proceedings or regulatory matters pending or known to be contemplated against the Company.
Note 4 — Related Party Transactions and Arrangements
As of September 30, 2015, the Special Limited Partner owned 8,888 shares of the Company’s outstanding common stock. The Advisor and its affiliates may incur and pay costs and fees on behalf of the Company. As of September 30, 2015 and December 31, 2014, the Company had $1.2 million and $0.3 million, respectively, in payables to related entities for offering costs and general and administrative expenses, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
Fees to be Paid in Connection with the IPO
The Dealer Manager will receive fees and compensation in connection with the sale of the Company’s common stock. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds from the sale of shares, before reallowance of commissions earned by participating broker-dealers. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds from the sale of shares, before reallowance to participating broker-dealers, as a dealer manager fee.
The Dealer Manager may reallow its selling commission and dealer manager fee to such participating broker-dealers. A participating broker-dealer may elect to receive a fee equal to 7.5% of the gross proceeds from the sale of shares (not including selling commissions and dealer manager fees) by such participating broker-dealer, with 2.5% thereof paid at the time of such sale and 1.0% thereof paid on each anniversary of the closing of such sale up to and including the fifth anniversary of the closing of such sale. If this option is elected, it is expected that the dealer manager fee will be reduced to 2.5% of gross proceeds (not including selling commissions and dealer manager fees). No such fees were incurred from the Dealer Manager during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
The Advisor, Dealer Manager and their affiliates may receive compensation and reimbursement for services relating to the IPO, including transfer agent services provided by an affiliate of the Dealer Manager. All offering costs incurred by the Company or its related entities on behalf of the Company will be charged to additional paid-in capital on the accompanying consolidated balance sheets. The Company is responsible for offering and related costs from the IPO, excluding commissions and dealer manager fees, up to a maximum of 2.0% of gross proceeds from the IPO, measured at the end of the IPO. Offering costs in excess of the 2.0% cap as of the end of the IPO are the Advisor’s responsibility. As of September 30, 2015, offering and related costs of $1.9 million, exceeded 2.0% of gross proceeds received from the IPO by $1.9 million due to the on-going nature of the offering process and that many expenses are accrued or paid before the IPO has commenced. Offering costs paid during the nine months ended September 30, 2015 of $0.7 million have been funded with advances from our Sponsor. During the three and nine months ended September 30, 2015, the Company incurred $0.2 million and $0.6 million, respectively, in fees and expense reimbursements to the Advisor and Dealer Manager related to services rendered related to the IPO, which is included in deferred offering costs on the consolidated balance sheets. During the the period from July 1, 2014 (date of inception) to September 30, 2014, the Company did not incur any fees or expense reimbursements from the Advisor or Dealer Manager related to services rendered related to the IPO.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

Fees to be Paid in Connection With the Operations of the Company
The Advisor will receive an acquisition fee of 2.0% of (A) the contract purchase price of each acquired property and (B) the amount advanced for a loan or other investment. The Advisor may also be reimbursed for expenses and third party costs actually incurred related to selecting, evaluating and acquiring assets on the Company’s behalf, regardless of whether the Company actually acquires the related asset. The Advisor is also reimbursed for legal expenses incurred in the process of selecting, evaluating and acquiring properties, in an amount not to exceed 0.1% of the (A) contract purchase price of each property and (B) the amount advanced for each loan or other investment. In addition, the Company will also pay third parties, or reimburse the Advisor for any investment-related expenses due to third parties. In no event will the total of all acquisition fees, acquisition expenses and any financing coordination fees (as described below) payable with respect to the Company’s investments or reinvestments exceed 4.5% of (A) the contract purchase price of the Company’s portfolio and (B) the amount advanced for all loans or other investments. No acquisition fees or reimbursements were incurred or forgiven during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
If the Advisor provides services in connection with the origination or refinancing of any debt that the Company obtains and uses to acquire properties or to make other permitted investments, or that is assumed, directly or indirectly, in connection with the acquisition of properties, the Company will pay the Advisor a financing coordination fee equal to 0.75% of the amount available and/or outstanding under such financing, subject to certain limitations. No financing coordination fees were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
For its asset management services, the Company, within 30 days after the end of each calendar quarter, will pay the Advisor an asset management fee equal to (i) the product of (y) 0.1875% multiplied by (z) the cost of the Company's assets (until the NAV pricing date, then the lower of the cost of assets and the fair value of the Company's assets); minus (ii) any oversight fees payable to the Advisor during such quarter. All or a portion of the asset management fee may be waived or deferred at the sole discretion of the Company's board of directors to the extent that funds from operations during the six months ending on the last day of the calendar quarter immediately preceding the date that such asset management fee is payable is less than the distributions declared with respect to such six month period or (b) for any other reason. No asset management fees were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
Unless the Company contracts with a third party, the Company will pay the Property Manager a property management fee equal to: (i) for non-hotel properties, 4.0% of gross revenues from the properties managed, plus market-based leasing commissions; and (ii) for hotel properties, a market-based fee based on a percentage of gross revenues. The Company will also reimburse the Property Manager for property-level expenses. The Property Manager may subcontract the performance of its property management and leasing services duties to third parties and pay all or a portion of its property management fee to the third parties with whom it contracts for these services. No property management fees were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014. For services in connection with overseeing property management and leasing services provided by any person or entity that is not an affiliate of the Property Manager, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenue of the property managed. All or a portion of the oversight fee may be waived or deferred at the sole discretion of the board of directors. The Property Manager will not be paid an oversight fee if the Company contracts with a third party to provide property management and leasing services for fees greater than the property management fee. No oversight fees were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

The Company will reimburse the Advisor’s costs of providing administrative services, subject to the limitation that the Company will not reimburse the Advisor or any of its affiliates for any amount by which the Company’s operating expenses at the end of the four preceding fiscal quarters exceeds the greater of (a) 2.0% of average invested assets and (b) 25.0% of net income other than any additions to reserves for depreciation, bad debt, impairments or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the "2%/25% Limitation"), unless the Company's independent directors determine that such excess was justified based on unusual and nonrecurring factors which they deem sufficient, in which case the excess amount may be reimbursed to the Advisor in subsequent periods. Additionally, the Company will reimburse the Advisor for personnel costs in connection with other services during the operational stage; however, the Company may not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition fees or real estate commissions. No reimbursement was incurred from the Advisor for providing services during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014. As of September 30, 2015, the Company's cumulative operating expenses exceeded the 2%/25% Limitation by $0.2 million. The Company's independent directors concluded that the expenses in excess of the 2%/25% Limitation were caused by the Company's limited operating history and were, therefore, justified. No reimbursements of operating expenses in excess of the 2%/25% Limitation were made by the Advisor to the Company during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
The Dealer Manager and its affiliates also provide other general professional services. The Advisor pays general and administrative expenses on behalf of the Company, for which the Company subsequently reimburses the Advisor. These fees and reimbursements are included in general and administrative expenses in the accompanying consolidated statement of operations and comprehensive loss. Reimbursements related to insurance costs and legal fees were incurred from the Advisor and Dealer Manager of approximately $42,000 and approximately $52,000 for the three and nine months ended September 30, 2015, respectively. No such reimbursements related to insurance costs and legal fees were incurred during the period from July 1, 2014 (date of inception) to September 30, 2014.
Fees and Participations to be Paid in Connection with the Liquidation or Listing of the Company’s Real Estate Assets
The Company will pay the Advisor an annual subordinated performance fee calculated on the basis of the Company’s return to stockholders, payable in arrears, such that for any year in which investors receive payment of 6.0% per annum, the Advisor will be entitled to 15.0% of the excess return, provided that the amount paid to the Advisor does not to exceed 10.0% of the aggregate return for such year, and that the amount paid to the Advisor, while accruing annually in each year the 6.0% return is attained, will not actually be paid unless investors receive a return of capital contributions. This fee will be payable only upon the sale of assets, distributions or other events which results in the return on stockholders’ capital exceeding 6.0% per annum. No subordinated performance fees were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
The Company will pay the Advisor or its affiliates a brokerage commission on the sale of properties, not to exceed the lesser of 2.0% of the contract sale price of the property and one-half of the total brokerage commission paid if a third party broker is also involved; provided, however, that in no event may the real estate commissions paid to the Advisor, its affiliates and unaffiliated third parties exceed the lesser of 6.0% of the contract sales price and a reasonable, customary and competitive real estate commission, in each case, payable to the Advisor if the Advisor or its affiliates, as determined by a majority of the independent directors, provided a substantial amount of services in connection with the sale. No such fees were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.
The Special Limited Partner will receive from time to time, when available, including in connection with a merger, consolidation or sale or other disposition of all or substantially all of the Company’s assets, a subordinated distribution from the OP equal to 15.0% of remaining net sale proceeds after return of capital contributions to investors plus payment to investors of a 6.0% cumulative, pre-tax non-compounded return on the capital contributed by investors. The Special Limited Partner will not be entitled to the subordinated participation in net sale proceeds unless the Company’s investors have received a return of their capital plus a return equal to a 6.0% cumulative non-compounded return on their capital contributions. No such amounts were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

If the Company’s shares of common stock are listed on a national exchange, the Special Limited Partner will receive a subordinated incentive listing distribution from the OP equal to 15.0% of the amount by which the Company’s market value plus distributions exceeds the aggregate capital contributed by investors plus an amount equal to a 6.0% cumulative, pre-tax non-compounded annual return to investors. The Special Limited Partner will not be entitled to the subordinated incentive listing distribution unless investors have received a return of their capital plus a return equal to 6.0% cumulative, pre-tax non-compounded return on their capital contributions. No such distributions were incurred during the three and nine months ended September 30, 2015 and the period from July 1, 2014 (date of inception) to September 30, 2014. Neither the Special Limited Partner nor any of its affiliates can earn both the subordinated participation in net sales proceeds and the subordinated incentive listing distribution.
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
Note 6 — Subsequent Events
The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and has determined that there have not been any events that have occurred that would require adjustments to disclosures in the consolidated financial statements, except for the following:
On November 9, 2015, ARC advised the Company that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager.  The termination has no effect on the Company’s current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement, dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain as subsidiaries of RCS Capital.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with ARC. Neither the Company nor the Company's Advisor is a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the Company’s IPO and, together with its affiliates, provides certain services to the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. The Company has not yet required proxy voting and therefore the Dealer Manager has not provided any proxy services to the Company and the Advisor has determined at this time that the Dealer Manager will not provide such services to the Company. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by ARC but does not specifically refer to any actions taken in connection with the Company.

AMERICAN REALTY CAPITAL NEW YORK CITY REIT II, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(Unaudited)

On November 15, 2015, the Company’s board of directors, on the advice of the Company’s Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, the Company will resume the IPO, if at all.

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

•
All of our executive officers are also officers, managers and/or holders of a direct or indirect controlling interest in New York City Advisors II, LLC (the "Advisor"), our dealer manager, Realty Capital Securities, LLC (the "Dealer Manager"), or other entities affiliated with the parent of our sponsor, AR Capital LLC ("ARC"). As a result, our executive officers, our Advisor and its affiliates face conflicts of interest, including significant conflicts created by our Advisor's compensation arrangements with us and other investment programs advised by affiliates of ARC and conflicts in allocating time among these investment programs and us. These conflicts could result in unanticipated actions.

•
Because investment opportunities that are suitable for us may also be suitable for other investment programs advised by affiliates of ARC, our Advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

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

•	We did not own any properties as of September 30, 2015.
Overview
We were incorporated on July 1, 2014 as a Maryland corporation that intends to elect and qualify as a REIT beginning with the taxable year ending December 31, 2016, which is expected to be our first year of material operations. On May 14, 2015, we commenced our IPO on a "reasonable best efforts" basis of up to 30,000,000 shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant to a registration statement on Form S-11, as amended from time to time, (File No. 333-202135) (the “Registration Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of our common stock. We reserve the right to reallocate shares covered in the IPO between the primary offering and the DRIP.
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
As of September 30, 2015, we had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow. As of September 30, 2015, we had 8,888 shares of common stock outstanding, which were sold to New York City II Special Limited Partnership, LLC (the “Special Limited Partner”), an entity controlled by our Sponsor, on August 19, 2014, at $22.50 per share, and had received total proceeds from the IPO of $0.2 million.
We intend to invest a majority of our assets in office properties in the five boroughs of New York City, with a focus on Manhattan. We may also purchase certain real estate assets that accompany office properties, including retail spaces and amenities, as well as hospitality assets, residential assets and other property types exclusively in New York City. We also may invest in real estate securities and in other real estate entities and may originate or invest in real estate debt. We expect our real estate debt originations and investments to be focused on first mortgage loans, but they also may include real estate-related bridge loans, mezzanine loans and securitized debt. We do not plan to acquire undeveloped land, develop new real estate or substantially re-develop existing real estate. All properties that we acquire may be acquired and operated by us alone or jointly with another party. As of September 30, 2015, we had not acquired any real estate investments nor have we identified any probable acquisitions.
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

We have no direct employees. We have retained the Advisor to manage our affairs on a day-to-day basis. New York City II Properties, LLC (our "Property Manager") serves as our property manager. The Dealer Manager serves as the dealer manager of the IPO. The Advisor, Property Manager and Dealer Manager are under common control with the parent of our Sponsor, as a result of which they are related parties and each has received or will receive compensation, fees and expense reimbursements for services related to the IPO and the investment and management of our assets. The Advisor, Special Limited Partner, Property Manager and Dealer Manager will receive fees, distributions and other compensation during the offering, acquisition, operational and liquidation stages.
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
Rental revenue recognition commences when the tenant takes possession of or controls the physical use of the leased space. For the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, we evaluate whether we own or if the tenant owns the tenant improvements. When we conclude that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such improvements are substantially complete. When we conclude that we are not the owner (as the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
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
In business combinations, we will allocate the purchase price of acquired properties to tangible and identifiable intangible assets or liabilities based on their respective fair values. Tangible assets may include land, land improvements, buildings and fixtures. Intangible assets or liabilities may include the value of in-place leases, above- and below-market leases and other identifiable intangible assets or liabilities based on lease or property specific characteristics.
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
Recently Issued Accounting Pronouncements
In January 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance that eliminates extraordinary item classification from GAAP, which was the concept of an event or transaction that is unusual in nature and occurs infrequently being treated as an extraordinary item. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Any amendments may be applied either prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We opted to adopt this revised guidance early and have determined that there has been no impact to our financial position, results of operations and cash flows.
In February 2015, the FASB amended the accounting for consolidation of certain legal entities. The amendments modify the evaluation of whether certain legal entities are variable interest entities ("VIEs") or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs (particularly those that have fee arrangements and related party relationships). The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. We are currently evaluating the impact of the new guidance.
In April 2015, the FASB amended the presentation of debt issuance costs on the balance sheet. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB added that, for line of credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line, regardless of whether or not there are any outstanding borrowings. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued. The revised guidance is not expected to have a significant impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued an update that eliminates the requirement to adjust provisional amounts from a business combination and the related impact on earnings by restating prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of measurement period adjustments on current and prior periods, including the prior period impact on depreciation, amortization and other income statement items and their related tax effects, shall be recognized in the period the adjustment amount is determined. The cumulative adjustment would be reflected within the respective financial statement line items affected. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We have elected to adopt the new guidance as of September 30, 2015. The adoption of this guidance had no impact on our consolidated financial position, results of operations or cash flows.
Properties
We did not own any properties as of September 30, 2015.

Results of Operations
We were incorporated on July 1, 2014. As of September 30, 2015, we have not commenced active operations. Because we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the New York City real estate market and real estate generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
Three and Nine Months Ended September 30, 2015 and the Period from July 1, 2014 (Date of Inception) to September 30, 2014
During the three and nine months ended September 30, 2015, we incurred general and administrative expenses of $0.1 million and $0.2 million, respectively, which primarily included professional fees related to audit and legal services. During the period from July 1, 2014 (date of inception) to September 30, 2014 we incurred approximately $21,000 of general and administrative expenses which related to audit services.
Cash Flows for the Nine Months Ended September 30, 2015
During the nine months ended September 30, 2015, cash used in operating activities was approximately $46,000. Cash used in operating activities included a net loss of $0.2 million. Net loss was offset by an increase of $0.2 million in accounts payable and accrued expenses primarily related to professional fees.
Net cash provided by financing activities of approximately $32,000 during the nine months ended September 30, 2015 consisted of advances from related parties of $0.7 million to fund the payment of offering costs. For the nine months ended September 30, 2015 these cash inflows were offset by $0.7 million of payments relating to offering costs.
Cash Flows for the Period from July 1, 2014 (Date of Inception) to September 30, 2014
Net cash provided by financing activities of approximately $9,000 for the period from July 1, 2014 (date of inception) to September 30, 2014 consisted of advances from related parties of $0.1 million to fund the payment of offering costs and $0.2 million in proceeds from the issuance of common stock, which were partially offset by $0.3 million of payments relating to offering costs.
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
As of September 30, 2015, we had cash of approximately $2,000. As of September 30, 2015, the Company had 8,888 shares of common stock outstanding and had received total proceeds from the IPO of $0.2 million from an entity controlled by our Sponsor. The Sponsor has also funded the payment of offering costs. As of September 30, 2015, we had $1.2 million in payables outstanding to our Sponsor and other affiliated entities primarily related to offering costs.
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
We expect to use debt financing as a source of capital. Under our charter, the maximum amount of our total indebtedness may not exceed 300% of our total "net assets" (as defined in our charter) as of the date of any borrowing, which is equal to 75% of the cost of our investments. We may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, it is currently our intention to limit our aggregate borrowings to 40% to 50% of the aggregate fair market value of our assets unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. This limitation will be calculated after the close of our IPO and once we have invested substantially all the proceeds of our IPO and will not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to satisfy our requirements under our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limits. As of September 30, 2015, we did not have any debt outstanding.
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
As of September 30, 2015, no shares of common stock have been repurchased or requested to be repurchased under the SRP.
Acquisitions
Our Advisor evaluates potential acquisitions of real estate and real estate related assets and engages in negotiations with sellers and borrowers on our behalf.  Investors should be aware that after a purchase contract is executed that contains specific terms the property will not be purchased until the successful completion of due diligence and negotiation of final binding agreements. During this period, we may decide to temporarily invest any unused proceeds from common stock offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions. As of September 30, 2015, we did not own any properties.

Funds from Operations and Modified Funds from Operations
The historical accounting convention used for real estate assets requires straight-line depreciation of buildings, improvements, and straight-line amortization of intangibles, which implies that the value of a real estate asset diminishes predictably over time. We believe that, because real estate values historically rise and fall with market conditions, including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using the historical accounting convention for depreciation and certain other items may be less informative.
Because of these factors, the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group, has published a standardized measure of performance known as funds from operations (“FFO”), which is used in the REIT industry as a supplemental performance measure. We believe FFO, which excludes certain items such as real estate-related depreciation and amortization, is an appropriate supplemental measure of a REIT’s operating performance. FFO is not equivalent to our net income or loss as determined under GAAP.
We define FFO, a non-GAAP measure, consistent with the standards set forth in the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004 (the “White Paper”). The White Paper defines FFO as net income or loss computed in accordance with GAAP, but excluding gains or losses from sales of property and real estate related impairments, plus real estate related depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.
We believe that the use of FFO provides a more complete understanding of our performance to investors and to management, and, when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income.
Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 subsequent to the establishment of NAREIT’s definition of FFO, such as the change to expense as incurred rather than capitalize and depreciate acquisition fees and expenses incurred for business combinations, have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses, as items that are expensed under GAAP across all industries. These changes had a particularly significant impact on publicly registered, non-listed REITs, which typically have a significant amount of acquisition activity in the early part of their existence, particularly during the period when they are raising capital through ongoing initial public offerings.
Because of these factors, the Investment Program Association (the “IPA”), an industry trade group, has published a standardized measure of performance known as modified funds from operations (“MFFO”), which the IPA has recommended as a supplemental measure for publicly registered, non-listed REITs. MFFO is designed to be reflective of the ongoing operating performance of publicly registered, non-listed REITs by adjusting for those costs that are more reflective of acquisitions and investment activity, along with other items the IPA believes are not indicative of the ongoing operating performance of a publicly registered, non-listed REIT, such as straight-lining of rents as required by GAAP. We believe it is appropriate to use MFFO as a supplemental measure of operating performance because we believe that, when compared year over year, both before and after we have deployed all of our offering proceeds and are no longer incurring a significant amount acquisitions fees or other related costs, it reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. MFFO is not equivalent to our net income or loss as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”) issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for acquisition and transaction related fees and expenses and other items. In calculating MFFO, we follow the Practice Guideline and exclude acquisition and transaction-related fees and expenses, amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), accretion of discounts and amortization of premiums on debt investments, mark-to-market adjustments included in net income, gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.
We believe that, because MFFO excludes costs that we consider more reflective of acquisition activities and other non-operating items, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring properties and once our portfolio is stabilized. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry and allows for an evaluation of our performance against other publicly registered, non-listed REITs.

Not all REITs, including publicly registered, non-listed REITs, calculate FFO and MFFO the same way. Accordingly, comparisons with other REITs, including publicly registered, non-listed REITs, may not be meaningful. Furthermore, FFO and MFFO are not indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as determined under GAAP as an indication of our performance, as an alternative to cash flows from operations, as an indication of our liquidity, or indicative of funds available to fund our cash needs including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other GAAP measurements as an indication of our performance. FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The methods utilized to evaluate the performance of a publicly registered, non-listed REIT under GAAP should be construed as more relevant measures of operational performance and considered more prominently than the non-GAAP measures, FFO and MFFO, and the adjustments to GAAP in calculating FFO and MFFO.
Neither the SEC, NAREIT, the IPA nor any other regulatory body or industry trade group has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, NAREIT, the IPA or another industry trade group may publish updates to the White Paper or the Practice Guidelines or the SEC or another regulatory body could standardize the allowable adjustments across the publicly registered, non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO accordingly.
We did not calculate FFO or MFFO for the three and nine months ended September 30, 2015, as we had not purchased our first property or commenced real estate operations.
Distributions
We have not paid any distributions as of the date of this Quarterly Report on Form 10-Q. We intend to accrue and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment. As of September 30, 2015, we had not purchased our first property or commenced real estate operations.
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
Election as a REIT
We intend to elect and qualify to be taxed as a REIT under Sections 856 through 860 of the Code, effective for our taxable year ending December 31, 2016, which is expected to be our first year of material operations. We believe that, commencing with such taxable year, we will be organized and operate in such a manner as to qualify for taxation as a REIT under the Code. We intend to continue to operate in such a manner to qualify for taxation as a REIT, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. In order to qualify and continue to qualify for taxation as a REIT, we must distribute annually at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with GAAP) determined without regard to the deduction for dividends paid and excluding net capital gains, and must comply with a number of other organizational and operational requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax on that portion of our REIT taxable income that we distribute to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income and taxable REIT subsidiaries.
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
Related-Party Transactions and Agreements
We have entered into or will enter into agreements with related parties of our Sponsor, whereby we have paid or may in the future pay certain fees or reimbursements to our Advisor and Dealer Manager, their affiliates and entities under common control with our Advisor in connection with acquisition and financing activities, sales and maintenance of common stock under our offering, transfer agency services, asset and property management services and reimbursement of operating and offering related costs. See Note 4 — Related Party Transactions and Arrangements to our financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As of September 30, 2015, we have not yet commenced active operations. The market risk associated with financial instruments and derivative financial instruments is the risk of loss from adverse changes in market prices or rates. As of September 30, 2015, we do not have any long-term debt, but anticipate incurring long-term debt in the future. Our interest rate risk management objectives with respect to our long-term debt will be to limit the impact of interest rate changes in earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, from time to time, we may enter into interest rate hedge contracts such as swaps and collars in order to mitigate our interest rate risk with respect to various debt instruments. We would not hold or issue these derivative contracts for trading or speculative purposes. We do not anticipate having any foreign operations and we do not expect to be exposed to foreign currency fluctuations.
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
No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
As of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors," contained in the prospectus as supplemented and included in our registration statement on Form S-11 (File No. 333-202135, as amended, the "Registration Statement"). The following additional risk factors should be considered regarding our potential risks and uncertainties:
The Offering will be suspended effective December 31, 2015, and we may not be able to obtain the additional capital we require from other sources.
On November 15, 2015, our board of directors, on the advice of our Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume the IPO, if at all. There also can be no assurance that we will be able to generate capital from alternative sources, including from the sale of shares of common stock through the DRIP, to fund our operating and capital needs, including cash required to fund repurchases under our SRP.

In addition, our failure to raise adequate capital to successfully implement our investment strategy or achieve portfolio diversification, due to the suspension of the Offering or for any other reason, could adversely impact the value of an investment in our common stock.
Recent allegations of fraudulent proxy solicitations by the Dealer Manager have led to the temporary suspension of a substantial portion of the selling agreements of the Dealer Manager with broker-dealers participating in the IPO and may otherwise adversely impact the ability of the Dealer Manager to successfully conduct the IPO.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager alleging fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. Neither we nor our Advisor are a named party in the administrative complaint. This complaint seeks, in part, the revocation of the broker-dealer registration of the Dealer Manager in Massachusetts. The Dealer Manager serves as the dealer manager of the IPO and, together with its affiliates, provides certain services to us and to the Advisor. As a result of the filing of this complaint, the Advisor has determined at this time that the Dealer Manager will not provide us with proxy services. Further, the Dealer Manager has advised us that broker-dealer firms participating in the IPO which represent a significant portion of the selling group, including Cetera Financial Group and its affiliates, which are affiliates of the Dealer Manager, have temporarily suspended their selling agreements. We cannot predict the length of time these suspensions will continue, whether additional suspensions will occur or whether any broker-dealer firm that has suspended its selling agreement will lift the suspension.
On November 15, 2015, our board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume the IPO, if at all. During the period the IPO is ongoing, the suspension of selling agreements as well as any other consequences, such as reputational harm to the Dealer Manager or the Sponsor, resulting from the filing of this complaint, direct or indirect, may have a material adverse effect on the amount of capital we may raise in the IPO.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of Registered Securities.
Recent Sales of Unregistered Securities
We did not sell any equity securities that were not registered under the Securities Act of 1933 during the nine months ended September 30, 2015.
Use of Proceeds from Sales of Registered Securities
On May 14, 2015, we commenced our ongoing IPO on a "reasonable best efforts" basis of up to 30.0 million shares of common stock, $0.01 par value per share, at a price of $25.00 per share, subject to certain volume and other discounts, pursuant the Registration Statement filed with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended. The Registration Statement also covers up to 14.7 million shares of common stock available pursuant to the DRIP under which common stockholders may elect to have their distributions reinvested in additional shares of the Company's common stock. As of September 30, 2015, we had not received proceeds in excess of $2.0 million in connection with the sale of common stock in order to break escrow.

We expect to use substantially all of the net proceeds from our IPO to primarily acquire office and retail properties in the five boroughs of New York City, with a focus on Manhattan. We may also originate or acquire first mortgage loans secured by real estate. As of September 30, 2015, we did not own any properties.
We did not repurchase any of our securities during the nine months ended September 30, 2015.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 9, 2015, ARC advised us that ARC and Apollo Global Management, LLC (NYSE: APO) (together with its consolidated subsidiaries, “Apollo”) have mutually agreed to terminate an agreement, dated as of August 6, 2015, pursuant to which Apollo would have purchased a controlling interest in a newly formed company that would have owned a majority of the ongoing asset management business of ARC, including the Advisor and the Property Manager.  The termination has no effect on our current management team.
Also on November 9, 2015, RCS Capital Corporation (“RCS Capital”), the parent of the Dealer Manager and a company under common control with ARC, and Apollo announced that they have mutually agreed to amend an agreement, dated as of August 6, 2015, pursuant to which RCS Capital will sell its wholesale distribution business, including the Dealer Manager, to an affiliate of Apollo. This transaction is subject to customary closing conditions and regulatory approvals and is expected to close early in the first quarter of 2016. American National Stock Transfer, LLC and RCS Advisory Services, LLC will remain as subsidiaries of RCS Capital.
On November 12, 2015, the Enforcement Section of the Massachusetts Securities Division filed an administrative complaint against the Dealer Manager, an entity under common control with ARC. Neither we nor the Advisor are a named party in the administrative complaint. The Dealer Manager serves as the dealer manager of the IPO and, together with its affiliates, provides certain services to the Advisor. The administrative complaint alleges fraudulent behavior in connection with proxy services provided by the Dealer Manager to another program sponsored by ARC. We have not yet required proxy voting and therefore the Dealer Manager has not provided any proxy services to us and the Advisor has determined at this time that the Dealer Manager will not provide such services to us. The administrative complaint alleges that employees of the Dealer Manager fabricated numerous shareholder proxy votes across multiple entities sponsored by ARC but does not specifically refer to any actions taken in connection with us.
On November 15, 2015, our board of directors, on the advice of the Advisor, authorized the suspension of the IPO effective December 31, 2015. There can be no assurance as to when, or if, we will resume the IPO, if at all.
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
Nicholas Radesca
Interim Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Dated: November 16, 2015

EXHIBITS INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

101 *
XBRL (eXtensible Business Reporting Language). The following materials from American Realty Capital New York City REIT II, Inc.'s Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statement of Operations and Comprehensive Loss, (iii) the Consolidated Statement of Changes in Equity, (iv) the Consolidated Statement of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

____________________
*     Filed herewith